Form 10-Q
period 1998-06-28
GRAHAM PACKAGING CO
filed 1998-09-14
CIK 1061506

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004
(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1998

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________
Commission file number

                           GRAHAM PACKAGING COMPANY
            (Exact name of registrant as specified in its charter)

     DELAWARE                                 23-2786688
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

                           1110 East Princess Street
                              York, Pennsylvania
                   (Address of principal executive offices)
                                     17403
                                  (zip code)
                                (717) 849-8500
             (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].

                           GRAHAM PACKAGING COMPANY
                                     INDEX
                        PART I.  FINANCIAL INFORMATION

                                                                   Page Number
ITEM 1:  Condensed Financial Statements:

         CONDENSED BALANCE SHEETS -
            At June 28, 1998 and December 31, 1997                         3

         CONDENSED STATEMENTS OF OPERATIONS  - For the
            Three months and Six Months Ended June 28, 1998
             and June 29, 1997                                             4

         CONDENSED STATEMENTS OF PARTNERS'
             CAPITAL/OWNER'S EQUITY (DEFICIT) -
             For the Year Ended December 31, 1997 and
              Six Months Ended June 28, 1998                               5

         CONDENSED STATEMENTS OF CASH FLOWS -For the
            Six Months Ended June 28, 1998 and June 29, 1997               6

         NOTES TO CONDENSED FINANCIAL STATEMENTS                           7

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  14

                          PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                                20

Item 6:  Exhibits and Reports on Form 8-K                                 20

Signature:                                                                21

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                           GRAHAM PACKAGING COMPANY
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                               June 28, 1998        December 31, 1997
                                                               --------------------------------------
                                                                         (In thousands)
Current assets:
  Cash and cash equivalents                                    $  5,088             $  7,218
  Accounts receivable, net                                       80,528               69,295
  Inventories                                                    30,789               32,236
  Prepaid expenses and other current assets                      11,581                9,198
                                                               --------             --------
Total current assets                                            127,986              117,947
Property, plant, and equipment, net                             280,570              260,296
Other assets                                                     31,002                7,248
                                                               --------             --------
Total assets                                                   $439,558             $385,491
                                                               ========             ========

LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses                        $105,206             $108,361
  Current portion of long-term debt                               6,521                4,771
                                                               --------             --------
Total current liabilities                                       111,727              113,132
Long-term debt                                                  655,731              263,694
Other non-current liabilities                                     3,963                3,345
Minority interest                                                   ---                4,983
Commitments and contingencies                                       ---                  ---
Partners' capital/Owners' equity (deficit):
Partner's/Owners' capital (deficit)                            (331,026)              20,383
Notes receivable for ownership interests                            ---              (20,240)
Other comprehensive income                                         (837)                 194
                                                                --------             --------
Total Partners' capital/Owners' equity (deficit)               (331,863)                 337
                                                                --------             --------
Total liabilities and Partners' capital/Owners'                $439,558             $385,491
  equity (deficit)                                             =========            =========

                            See accompanying notes.

                           GRAHAM PACKAGING COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended                      Six Months Ended
                                      ------------------------------------------------------------------------
                                      June 28, 1998       June 29, 1997      June 28, 1998       June 29, 1997
                                      ------------------------------------------------------------------------
                                              (In thousands)
Net sales                             $145,053            $134,648            $279,471             $251,108
Cost of goods sold                     113,161             111,011             223,002              209,666
                                      --------            --------            --------             --------
                                        31,892              23,637              56,469               41,442
Selling, general, and                    8,282               8,619              16,704               16,937
administrative expenses
Special charges and unusual items        1,937               2,150              16,835                3,682
                                      --------            --------            --------             --------
Operating income                        21,673              12,868              22,930               20,823
Recapitalization expenses                  ---                 ---              10,496                  ---
Interest expense, net                   15,460               3,474              25,666                6,734
Other (income) expense                     (30)               (166)                131                  163
Minority interest                          ---                  44                 ---                   44
                                      --------            --------            --------             --------
Income (loss) before income taxes        6,243               9,516             (13,363)              13,882
and extraordinary item
Income tax provision                       ---                 180                   8                  180
                                      --------            --------            --------             --------
Income (loss) before extraordinary       6,243               9,336             (13,371)              13,702
item
Extraordinary loss from early              ---                 ---                 675                  ---
extinguishment of debt                --------            --------            --------             --------
Net income (loss)                     $  6,243            $  9,336            $(14,046)            $ 13,702
                                      ========            ========            ========             ========

                                                       See accompanying notes.

                           GRAHAM PACKAGING COMPANY
      CONDENSED STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                                  Notes
                                              Partners'/        Receivable
                                               Owners              For                Other
                                               Capital          Ownership          Comprehensive
                                              (Deficit)         Interests             Income               Total
                                              -------------------------------------------------------------------
                                                                   (In thousands)
Balance at January 1, 1997                    $  38,715         $(20,240)          $(1,670)               $  16,805
                                                                                                           ---------
  Net income for the year                        10,213              ---               ---                   10,213
  Cumulative translation adjustment                 ---              ---             1,864                    1,864
                                                                                                           ---------
  Comprehensive income                                                                                       12,077
                                                                                                           ---------
  Cash distributions to owners                  (28,737)             ---               ---                  (28,737)
  Other                                             192              ---               ---                      192
                                               --------         ---------          -------               -----------
Balance at December 31, 1997                     20,383          (20,240)              194                      337
  Net loss for the period                       (14,046)             ---               ---                  (14,046)
  Cumulative translation adjustment                 ---              ---            (1,031)                  (1,031)
                                                                                                         -----------
  Comprehensive income                                                                                      (15,077)
                                                                                                         -----------
  Cash distributions to owners                     (624)             ---               ---                     (624)
  Recapitalization                             (336,739)          20,240               ---                 (316,499)
                                              ----------        --------           --------               ----------
Balance at June 28,1998                       $(331,026)        $    ---           $  (837)               $(331,863)
                                              ==========        ========           ========               ==========

                                                    See accompanying notes.

                           GRAHAM PACKAGING COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended
                                                                   ---------------------------------
                                                                   June 28, 1998       June 29, 1997
                                                                   ---------------------------------
                                                                           (In thousands)
Operating activities:

Net (loss) income                                                  $ (14,046)           $ 13,702
    Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
    Depreciation and amortization                                     17,948              20,105
    Amortization of debt issuance fees                                 1,380                 154
    Extraordinary loss                                                   675                 ---
    Write-off of license fees                                          1,436                 ---
    Minority interest                                                    ---                  44
    Equity income in earnings of joint venture                          (150)               (137)
    Foreign currency transaction loss                                     19                  95
    Other non-cash items                                               1,554                 ---
    Changes in operating assets and liabilities, net of
     Acquisition of business:
      Accounts receivable                                            (11,169)            (12,594)
      Inventories                                                      1,213              (3,196)
      Prepaid expenses and other current assets                       (1,883)             (1,057)
      Accounts payable and accrued expenses                           (3,318)             14,505
                                                                    ---------           ---------
Net cash (used in) provided by operating activities                   (6,341)             31,621
Investing activities:
      Net purchases of property, plant, and equipment                (41,478)            (22,506)
      Acquisition of Brazilian business                               (2,995)            (21,500)
      Other                                                             (879)               (358)
                                                                    ---------           ---------
Net cash used in investing activities                                (45,352)            (44,364)

Financing activities:
      Net proceeds from issuance of long-term debt                   658,346              32,827
      Recapitalization debt repayments                              (264,410)                ---
      Recapitalization owner note payments                            20,240                 ---
      Recapitalization cash distributions to owners                 (334,717)                ---
      Other cash distributions to owners                                (624)            (11,754)
      Debt issuance fees                                             (29,469)                ---
                                                                    ---------           ---------
Net cash provided by financing activities                             49,366              21,073
Effect of exchange rate changes                                          197                 140
                                                                    ---------           ---------
(Decrease) increase in cash and cash equivalents                      (2,130)              8,470
Cash and cash equivalents at beginning of period                       7,218               3,431
                                                                   ----------           ---------
Cash and cash equivalents at end of period                         $   5,088            $ 11,901
                                                                   ==========           =========

                                                  See accompanying notes.

                           GRAHAM PACKAGING COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements of Graham Packaging Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed combined balance sheet as of December 31, 1997, is derived from audited financial statements. The condensed combined financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 28, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

         The financial statements include the operations of Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, an
Italian SRL; Graham Packaging France Partners, G.P.; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industriais e Comerciais S.A.; Graham
Packaging Canada, Ltd., a Canadian limited liability company; Graham
Recycling Company, L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Group. Prior to February 2, 1998, these operations were under common control by virtue of ownership by the Donald C. Graham family. These entities and assets are collectively referred to as Graham Packaging
Group (the "Group"). For the period prior to the Recapitalization, the condensed financial statements and references to the Group relate to the Group on a combined basis and include the accounts and results of operations that were then conducted through Holdings (as hereinafter defined). (See Note 2.) The combined financial statements include the accounts and results of operations of the Group for all periods that the operations were under common control. All amounts in the combined financial statements are those reported in the historic financial statements of the individual operations. With respect to the periods subsequent to the Recapitalization on February 2, 1998, the condensed financial statements and references to the "Group" relate to the Operating Company and its subsidiaries on a consolidated basis. Such consolidated financial statements include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company whose purpose is solely to act as co-obligor of the Senior Subordinated Notes and co-borrower under the New Credit Agreement. See Note 3. GPC Capital Corp. I has only nominal assets and does not conduct any independent operations. All significant intercompany accounts and transactions have been eliminated in the combined and consolidated financial statements.

         No separate financial statements are presented for GPC Capital Corp.
I. As indicated above, GPC Capital Corp. I has no independent operations, and Management has determined that separate financial statements for GPC Capital Corp. I would not be material to investors.

         The Operating Company is a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"). Holdings has fully and unconditionally guaranteed the Senior Subordinated Notes of the Operating Company and GPC Capital Corp. I on a senior subordinated basis.


2.   Recapitalization

         Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"),
(i) Holdings, (ii) the owners of the Group (the "Graham Partners") and (iii) BMP/Graham Holdings Corporation, a Delaware corporation formed by Blackstone Capital Partners III Merchant Banking Fund L.P. ("Investor LP"), and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP" and together with Investor LP, the "Equity Investors") agreed to a recapitalization of Holdings (the "Recapitalization"). Closing under the Recapitalization Agreement occurred on February 2, 1998.

                           GRAHAM PACKAGING COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


2.       Recapitalization--(Continued)

                 The principal components and consequences of the Recapitalization included the following:

         --      A change in the name of Holdings to Graham Packaging
                 Holdings Company;

         -- The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company";

         -- The contribution by certain Graham Partners to the Group of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries;

         -- The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the New Credit Agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;

         -- The issuance of $225 million Senior Subordinated Notes by the Operating Company and $100.6 million gross proceeds ($169 million aggregate principal amount at maturity) Senior Discount Notes by Holdings. A wholly owned subsidiary of each of the Operating Company and Holdings serves as co-issuer with its parent for its respective issue of Notes;

         -- The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries;

         -- The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior Subordinated Notes (other than amounts necessary to pay certain fees and expenses and payments to Management);

         -- The redemption by Holdings of certain partnership interests in Holdings held by the Graham Partners for $429.6 million;

         -- The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Partners for $208.3 million.

         -- The repayment by the Graham Partners of amounts owed to Holdings under the $20.2 million promissory notes;

         -- The recognition of additional compensation expense under the Equity Appreciation Plan;

         -- The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level management; and

         --      The execution of various other agreements among the parties.

         As a result of the consummation of the Recapitalization, Investor LP owns an 81% limited partnership interest in Holdings, and Investor GP owns a 4% general partnership interest in Holdings. Certain Graham Partners or affiliates thereof or other entities controlled by Donald C. Graham and his family, have retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

         As a result of the Recapitalization, the Group incurred charges of approximately $34 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $24.8 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of

                           GRAHAM PACKAGING COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


2.  Recapitalization--(Continued)

unamortized debt issuance fees which is reflected as an extraordinary loss in the consolidated financial statements. The group will also incur compensation expense totaling $10.7 million related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years. See Note 8.


3.  Debt Arrangements

         On February 2, 1998, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement consists of three term loans to the Operating Company totaling $395 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments beginning June 30, 1998 through January 31, 2007, and require payments of $3,200,000 in 1998, $3,200,000 in 1999, $13,200,000 in
2000, $18,200,000 in 2001 and $23,200,000 in 2002.  The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank
eurocurrency market) plus a margin ranging from 0.625% to 3.00%.   A
commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. In addition, the New Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         Interest paid during the six months ended June 28, 1998 and June 29, 1997 was $11,306,000 and $6,699,000, respectively.

         The Recapitalization also included the issuance of $225 million in Senior Subordinated Notes Due 2008 of the Operating Company and GPC Capital Corp. I. The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at 8.75% and with interest payable on $75 million at LIBOR plus 3.625%.

         The Operating Company has entered into two U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $300 million of the term loans, on $200 million through April 9, 2002 at 5.8075% and on $100 million through April 9, 2003 at 5.77%.

         Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by their present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

                           GRAHAM PACKAGING COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


4.       Related Party Transactions

         Pursuant to the Recapitalization Agreement, the Graham Partners have agreed that neither they nor their affiliates will, subject to certain exceptions, for a period of five years from and after the Closing of the Recapitalization, engage in the manufacture, assembly, design, distribution or marketing for sale of rigid plastic containers for the packaging of consumer products less than ten liters in volume.

         Also pursuant to the Recapitalization Agreement, Holdings entered into an Equipment Sales, Service and Licensing Agreement and a Consulting Agreement with certain entities controlled by Donald C. Graham and members of his family and a Partners Registration Rights Agreement with partners of the
Group and certain other entities.           Additionally, the Group has
entered into a Monitoring Agreement with Blackstone Management Partners III for advisory and consulting services.

5.       Inventories

         Inventories consisted of the following:

                                                       June 28,   December 31,
                                                         1998        1997
                                                       --------   ------------
                                                           (in thousands)
Finished goods                                         $ 19,774    $18,759
Raw materials and parts                                  12,985     15,447
                                                       --------    -------
                                                         32,759     34,206
Less LIFO allowance                                       1,970      1,970
                                                       --------    -------
                                                       $ 30,789    $32,236
                                                       ========    =======

6.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:

                                                       June 28,   December 31,
                                                         1998        1997
                                                       --------   ------------
                                                           (in thousands)
Accounts payable                                       $ 52,875    $56,547
Accrued employee compensation and benefits               12,301     16,305
Special charges and unusual items                         3,325     18,472
Accrued interest                                         13,651        512
Other                                                    23,054     16,525
                                                       --------   --------
                                                       $105,206   $108,361
                                                       ========   ========

7.       Income Taxes

         The Group does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the owners. For the Group's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During 1998 and 1997, the Group's various taxable entities incurred additional net operating loss carryforwards for which no benefit has been recognized.

                           GRAHAM PACKAGING COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


8.  Special Charges and Unusual Items

         The special charges and unusual items recorded in the three and six month periods ended June 28, 1998 and June 29, 1997, in thousands of dollars, were as follows:

                                           Three Months       Six Months
                                           ------------      ------------
                                          1998     1997      1998    1997
                                          ----     ----      ----    ----

Systems Conversion                      $  409   $  ---   $   775  $  ---
Recapitalization compensation            1,528      ---    16,060     ---
Litigation                                 ---    2,150       ---   3,682
                                        ------   ------   -------  ------
                                        $1,937   $2,150   $16,835  $3,682
                                        ======   ======   =======  ======


         The systems conversion expenses relate to outside consulting and other incremental costs incurred by Holdings in 1998 as it commenced a project to evaluate and assess its information systems and related hardware to ensure that they will be year 2000 compliant. As part of this process, the Group has engaged outside consultants to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software.

         Recapitalization expenses included in special charges and unusual items relate to compensation and to write-off of unamortized licensing fees. Additionally, Recapitalization expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2), which are being recognized over a period of up to three years.

         The litigation costs are primarily costs incurred and accrued by the Group for legal fees in connection with the claims against the Group for alleged patent infringements and the counterclaims brought by the Group alleging violations of federal antitrust law by the plaintiffs. See Note 9.

9.  Contingencies

         The Group is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Group with respect to litigation cannot be estimated with certainty, but Management believes, based on its examination of such matters, experience to date and discussions with counsel, that such liability will not be material to the business, financial condition, results of operations or cash flows of the Group.

         Holdings was sued in May, 1995, for alleged patent infringement, trade secret misappropriation and other related state law claims by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. ("JCI"), in the U.S. District Court for the Central District of California (the "JCI Litigation"). JCI alleged that Holdings was misappropriating or threatened to misappropriate trade secrets allegedly owned by JCI relating to the manufacture of hot-fill PET plastic containers through the hiring of JCI employees and alleged that Holdings infringed two patents owned by JCI by manufacturing hot-fill PET plastic containers for several of its largest customers using a certain "pinch grip" structural design. In December, 1995, JCI filed a second lawsuit alleging infringement of two additional patents, which relate to a ring and base structure for hot-fill PET plastic containers. The two suits have been consolidated for all purposes. Holdings has answered the complaints, denying infringement and misappropriation in all respects and asserting various defenses, including invalidity and unenforceability of the patents at issue based upon inequitable conduct on the part of JCI in prosecuting the relevant patent applications before the U.S. Patent Office and anticompetitive patent misuse by JCI. Holdings has also asserted counterclaims against JCI alleging violations of federal antitrust law, based upon certain agreements regarding market division allegedly entered into by JCI with another competitor and other alleged conduct engaged in by JCI allegedly intended to raise prices and limit competition in the market for hot-fill PET plastic containers. In March, 1997, JCI's plastic container business was acquired by Schmalbach-Lubeca Plastic Containers USA Inc. ("Schmalbach-Lubeca"). Schmalbach-Lubeca and certain affiliates were joined as successors to JCI and as counter-claim defendants.

                           GRAHAM PACKAGING COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


9.  Contingencies--(Continued)

On March 10, 1998, the Court entered summary judgment in favor of JCI and against the Group regarding infringement of two patents, but did not resolve certain issues related to the patents including certain of the Group's defenses. On March 6, 1998, the Group filed suit against Schmalbach-Lubeca in Federal Court in Delaware for infringement of the Group's patent concerning pinch grip bottle design. On April 24, 1998, the parties to the litigation reached an understanding on the terms of a settlement of all claims in all of the litigation with JCI and Schmalbach-Lubeca, subject to agreement upon and execution of a formal settlement agreement. In June 1998, the Company finalized the settlement of the JCI-Schmalbach litigation. The amount paid in settlement, as well as estimated litigation expenses and professional fees, did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997.


10.  Comprehensive Income

Effective January 1, 1998, the Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income for the three and six month periods ended June 28, 1998 and June 29, 1997, in thousands of dollars, was as follows:

                                   Three Months         Six Months
                                 -----------------    ------------------
                                  1998       1997      1998       1997
                                 ------    -------    --------   -------

 Net Income (loss)               $6,243    $ 9,336    $(14,046)  $13,702
 Foreign Currency                  (332)       933      (1,031)    3,154
                                 ------    -------    --------   -------
 Comprehensive income (loss)     $5,911    $10,269    $(15,077)  $16,856
                                 ======    =======    ========   =======

                           GRAHAM PACKAGING COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998

11.      New Accounting Pronouncements Not Yet Adopted

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Group will adopt the new requirements in 1998, which will require retroactive disclosure. Management has not completed its review of Statement 131 and has not determined the impact adoption will have on the Group's financial statement disclosures.

         In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for the Group on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Group currently capitalizes certain external costs and expenses all other costs as incurred. The Group has not yet assessed what the impact of the SOP will be on the Group's future earnings or financial position.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This standard revises employer's disclosures about pensions and other post-retirement plans, but does not change the measurement or recognition of those plans. This standard will be effective for the Group's financial statements for the year ended December 31, 1998.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

This Standard is effective for the Company's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its review of Statement No. 133 and has not determined the impact adoption will have on the Company's financial statements.


12.      Subsequent Events

         On July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price of $41,477,000. The acquisition will be recorded under the purchase method of accounting and accordingly, the results of operation of the acquired operations will be included in the financial statements of the Company beginning on July 27, 1998.

         On August 13, 1998, the Company amended its New Credit Agreement to provide for up to an additional $175 million in term loan borrowings. Principal payments required under this new term facility are payable in quarterly installments beginning March 31, 1999 through January 31, 2007, with payments of $1.8 million in each of the next five years.

         On September 8, 1998, the Operating Company and GPC Capital Corp.
I consummated exchange offers for all of their outstanding Senior Subordinated Notes Due 2008 which had been issued on February 2, 1998 (the "Old Notes"), and issued in exchange therefor their Senior Subordinated Notes Due 2008, Series B (the "Exchange Notes"), which have the same terms as the Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes. The Exchange Notes are fully and unconditionally guaranteed by Holdings on a senior subordinated basis. See Note 3.

Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The Private Litigation Reform Act of 1995 provides a "Safe Harbor" for certain forward-looking statements. This Form 10-Q includes "forward-looking" within the meaning of section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than historical facts included in this Form 10-Q, including without limitation, statements regarding the Company's future financial position, business strategy, anticipated capital expenditures, anticipated business acquisitions, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

Overview

       The Company is a worldwide leader in the design, manufacture and sale of custom blow-molded rigid plastic bottles for the automotive, food and beverage and household cleaning & personal care (HC/PC) business. Management believes that critical success factors to the Company's business are its ability to (i) serve the complex packaging demands of its customers which include some of the world's largest branded customer products companies, (ii) forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic, and (iii) make the correct investments in plant and technology necessary to satisfy the two forces mentioned above.

         Management believes that there are major synergistic acquisition, joint venture and other opportunities across the Company's businesses. In this regard, the Company acquired certain assets and liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of bottles to the motor oil industry in Brazil, 80% of which were acquired on April 30, 1997 and the remaining 20% on February 17, 1998.

         Based on industry data, the following table summarizes average market price per pound of PET and HDPE resins:

                  Three Months Ended June    Six Months Ended June
                  -----------------------    ---------------------
                   1998        1997            1998       1997
                  ------      -----           ------     ------
    PET            $0.55      $0.49            $0.54      $0.46
    HDPE            0.39       0.49             0.40       0.47

         In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of HDPE and PET resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that an analysis of the cost of goods sold, as well as certain other expense items, should not be performed as a percentage of net sales.

Results of Operations

The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total revenue:

                                     Three Months Ended                               Six Months Ended
                        -------------------------------------------       --------------------------------------------
                            June 28, 1998           June 29, 1997            June 28, 1998            June 29, 1997
                        -------------------       -----------------       -------------------      -------------------

Automotive               $ 50.5       34.8%       $ 52.7      39.2%       $ 95.5        34.2%      $ 96.6        38.5%
Food & Beverage            51.6       35.6          38.5      28.6          97.6        34.9         69.5        27.7
HC/PC                      43.0       29.6          43.4      32.2          86.4        30.9         85.0        33.8
                         ------      -----        ------     -----        ------       -----       ------       -----
Total Net Sales          $145.1      100.0%       $134.6     100.0%       $279.5       100.0%      $251.1       100.0%
                         ======      =====        ======     =====        ======       =====       ======       =====

                                       Three Months Ended                               Six Months Ended
                          -----------------------------------------       --------------------------------------------
                            June 28, 1998           June 29, 1997            June 28, 1998          June 29, 1997
                          ----------------        -----------------       ------------------     ------------------
North America            $122.2       84.2%       $115.5      85.8%       $234.5       83.9%     $215.0       85.6%
Europe                     17.7       12.2          16.0      11.9          34.9       12.5        33.0       13.2
Latin America               5.2        3.6           3.1       2.3          10.1        3.6         3.1        1.2
                         ------      -----        ------     -----        ------      -----      ------      -----
Total Net Sales          $145.1      100.0%       $134.6     100.0%       $279.5      100.0%     $251.1      100.0%
                         ======      =====        ======     =====        ======      =====      ======      =====

Three Months Ended June 28, 1998 Compared to Three Months Ended June 29, 1997

Net Sales. Net sales for the three months ended June 28, 1998 increased $10.5 million to $145.1 million from $134.6 million for the three months
ended June 29, 1997.   The increase in sales was primarily due to a 10.5%
increase in unit volume, a 6.0% increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. The most significant geographic increase in net sales was in North America, where sales for the three months ended June 28, 1998 were $6.7 million or 5.8% greater than in the three months ended June 29, 1997. The North American sales increase included higher unit volume of 5.5% and higher pounds sold of 5.3%. North American sales in the food and beverage business contributed $10.3 million. to the increase, while sales in the automotive business and HC/PC business were $2.4 million and $1.2 million lower, respectively. Sales for the three months ended June 28, 1998 in Europe were up $1.7 million or 10.6% from the three months ended June 29, 1997, primarily in the food & beverage business. Overall, European sales reflected a 28.5% increase in units and a 1.9% increase in pounds sold. Additionally, sales for the three months ended June 28, 1998 were up $2.1 million as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

Gross Profit. Gross profit for the three months ended June 28, 1998 increased $8.3 million to $31.9 million from $23.6 million for the three months ended June 29, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year, continued operational improvements and the favorable impact of lower depreciation. Gross profit in North America was up $6.1 million or 25.9%. Additionally, gross profit for the three months ended June 28, 1998 increased $1.8 million in Europe and $0.4 million in Latin America when compared to the three month period ended June 29, 1997.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 28, 1998 declined $0.3 million to $8.3 million from $8.6 million for the three months ended June 29, 1997. As a percent of sales, selling, general and administrative expenses declined to 5.7% of sales in 1998 from 6.4% in 1997. The decline is due primarily to lower costs in Europe of $0.5 million as a result of the elimination of duplicative costs incurred prior to the Recapitalization, the favorable impact of foreign currency translation due to the weakening French Franc and Italian Lire and to the Company's continued effort to control these costs. Offsetting, this decrease in 1998 selling, general and administrative expenses is the inclusion of the Company's Latin America subsidiary which was acquired in the second quarter of 1997.

Special Charges and Unusual Items. Special charges and unusual items decreased $0.2 million for the three months ended June 28, 1998 from $2.1 million for the three months ended June 29, 1997. Special charges and unusual items in the three months ended June 28, 1998 included costs related to year 2000 system conversion expenditures of $0.4 million (see "Information Systems Initiative" for a further discussion), and Recapitalization compensation costs of $1.5 million. The special charges and unusual items in the three months ended June 29, 1997 reflect legal fees related to the JCI Schmalbach-Lubeca litigation.

Interest Expense, Net. Interest expense, net increased $12.0 million to $15.5 million for the three months ended June 28, 1998 from $3.5 million for the three months ended June 29, 1997. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

Other (Income) Expense. Other (income) expense decreased $0.2 million for the three months ended June 28, 1998 from ($0.2) million for the three months ended June 29, 1997. The lower income was due primarily to a lower net foreign exchange gain/loss in the three months ended June 28, 1998 as compared to the three months ended June 29, 1997.

Net Income. Primarily as a result of factors discussed above, net income for the three months ended June 28, 1998 was $6.2 million compared to net income of $9.3 million for the three months ended June 29, 1997.


Six Months Ended June 28, 1998 Compared to Six Months Ended June 29, 1997

Net Sales. Net sales for the six months ended June 28, 1998 increased $28.4 million to $279.5 million from $251.1 million for the six months ended June
29, 1997.   The increase in sales was primarily due to a 12.2% increase in unit volume, a 10.8% increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. The most significant geographic increase in net sales was in North America, where sales for the six months ended June 28, 1998 were $19.5 million or 9.1% greater than in the six months ended June 29, 1997. The North American sales increase included higher unit volume of 7.0% and higher pounds sold of 9.7%. North American sales in the food and beverage business contributed $24.1 million. to the increase, while sales in the automotive business and HC/PC business were $4.3 million and $0.3 million lower, respectively. Sales for the six months ended June 28, 1998 in Europe were up $1.9 million or 5.8% from the six months ended June 29, 1997, primarily in the food & beverage business. Overall, European sales reflected a 26.1% increase in units and a 2.1% increase in pounds sold. Additionally, sales for the three months ended June 28, 1998 were up $7.0 million as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

Gross Profit. Gross profit for the six months ended June 28, 1998 increased $15.1 million to $56.5 million from $41.4 million for the six months ended June 29, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year, continued operational improvements and the favorable impact of lower depreciation. Gross profit in

North America was up $12.7 million or 30.9%. Additionally, gross profit for the six months ended June 28, 1998 in Europe increased $1.4 million and $1.0 million in Latin America when compared to the six month period ended June 29, 1997.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 28, 1998 declined $0.2 million to $16.7 million from $16.9 million for the six months ended June 29, 1997. As a percent of sales, selling, general and administrative expenses declined to 6.0% of sales in 1998 from 6.7% in 1997. The decline is due primarily to lower costs in Europe of $1.0 million as a result of the elimination of duplicative costs incurred prior to the Recapitalization, the favorable impact of foreign currency translation due to the weakening French Franc and Italian Lire and to the Company's continued effort to control these costs. Offsetting, this decrease in 1998 selling, general and administrative expenses is the inclusion of the Company's Latin America subsidiary which was acquired in the second quarter of 1997.

Special Charges and Unusual Items. Special charges and unusual items increased $13.1 million for the six months ended June 28, 1998 from $3.7 million for the six months ended June 29, 1997. Special charges and unusual items in the six months ended June 28, 1998 included costs related to year 2000 system conversion expenditures of $0.8 million (see "Information Systems Initiative" for a further discussion), and Recapitalization compensation costs of $16.0 million. The special charges and unusual items in the six months ended June 29, 1997 reflect legal fees related to the JCI Schmalbach-Lubeca litigation.

Interest Expense, Net.    Interest expense, net increased $19.0 million to
$25.7 million for the six months ended June 28, 1998 from $6.7 million for the six months ended June 29, 1997. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

Other (Income) Expense.   Other (income) expense of $0.1 million for the six
months ended June 28, 1998 compared to $0.2 million for the six months ended June 29, 1997. The lower expense was due primarily to a lower net foreign exchange gain/loss in the six months ended June 28, 1998 as compared to the six months ended June 29, 1997.

Net Income.      Primarily as a result of factors discussed above, net loss for the six months ended June 28, 1998 was $14.0 million compared to net income of $13.7 million for the six months ended June 29, 1997.

Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations did not have a material effect on the financial results of the Company in the three and six month periods ended June 28, 1998.


Information Systems Initiative

         The Company has completed an evaluation and assessment to ensure that its information systems and related hardware will be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of Enterprise Resource Planning Software. As a result of this evaluation and assessment, the Company has decided to replace all of its core application systems, including its financial accounting system, manufacturing operation system and payroll and human resources system.

         The Company expects to have its remediation efforts completed by the end of 1999, and does not expect any material impact on its results of operations, liquidity or financial position due to incomplete or untimely
resolution of the year 2000 issue.   The ability of third parties with whom
the Company transacts business to adequately address their year 2000 issues is outside of the Company's control. There can be no assurance that the failure of such third parties to adequately address their year 2000 issues would not have a material adverse effect on the Company.


Derivatives

         The Company enters into interest rate collar and swap agreements to hedge the exposure to increasing rates with respect to its Credit Agreement. The differential to be paid or received as a result of these collar and swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Credit Agreement, which was not material in the three and six month periods ended June 28, 1998 and the three and six month periods ended June 29, 1997.

Liquidity and Capital Resources

         In the six month period ended June 28, 1998, the Company funded, through its various borrowing arrangements, $6.3 million of operating activities and $45.4 million of investing activities, including $41.5 million of capital expenditures and $3.0 million of investments.

         On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization, requiring the repayment of $264.9 million of existing indebtedness and entered into the New Credit Agreement. The New Credit Agreement consisted of three term loans totaling $395 million and two revolving loans totaling $255 million of which $8.5 million was initially borrowed. The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes Due 2008. Additionally, the Recapitalization included net distributions to owners of $334.7 million and debt issuance costs of $29.5 million. At June 28, 1998, the Company's outstanding indebtedness was $662.3 million.

         On September 8, 1998, Graham Packaging Company and GPC Capital Corp. I consummated exchange offers for all of their outstanding Senior Subordinated Notes Due 2008 which had been issued on February 2, 1998 (the "Old Notes"), and issued in exchange therefor their Senior Subordinated Notes Due 2008, Series B (the "Exchange Notes"), which have the same terms as the Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes. The Exchange Notes are fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

         Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $6.9 million to $32.3 million for the three months ended June 28, 1998 from $25.4 million for the three months ended June 29, 1997. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $13.2 million to $57.6 million for the six months ended June 28, 1998 from $44.4 million for the six months ended June 29, 1997. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is included in this Form 10-Q to provide additional information with respect to the ability of the Company to satisfy debt service, capital expenditure and working capital requirements and because certain covenants in the Company's borrowing arrangements are tied to similar measures. While earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

         During 1998, the Company expects to incur capital expenditures of approximately $160 million, of which approximately $17.0 million will be related to maintaining its plant and operations and $6.5 million will be related to a new MIS system in North America. However, total capital expenditures for 1998 may vary significantly depending on the timing of growth related opportunities. On July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price of $41.5 million. Additionally, the Company plans to acquire two plastic bottle manufacturing operations in South America for a total of approximately $28 million. The purchase price for the completed acquisition and the proposed aggregate purchase price for the two planned acquisitions are not included in the $160 million estimate referred to above. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the New Credit Agreement. On August 13, 1998, the Company amended its New Credit Agreement to provide additional financing for its planned capital expenditures and acquisitions. The amendment provides for up to an additional $175 million in term loan borrowings, payable in quarterly installments beginning March 31, 1999 through January 31, 2007, and requires payments of $1.8 million in each of the next five years.

         Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by their present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

         In June 1998, the Company finalized the settlement of the JCI-Schmalbach-Lubeca litigation. The amounts paid in settlement, as well as estimated litigation expenses and professional fees, did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997. The cash paid in settlement was funded by drawdowns under the New Credit Facility. See Note 9 to the Condensed Financial Statements.

         The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. The Company makes tax distributions to its partners to reimburse them for such tax obligations. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically incurred net operating losses.

New Accounting Pronouncements Net Yet Adopted

         In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998, which will require retroactive disclosure. Management has not completed its review of Statement 131 and has not determined the impact adoption will have on the Company's financial statement disclosures.

         In March 1998, the AICPA issued SOP-98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for the Company on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes certain external costs and expenses all other costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosure about Pensions and Other Post-Retirement Benefits. This standard revises employer's disclosures about pensions and other post-retirement plans, but does not change the measurement or recognition of those plans. This standard will be effective for the Company's financial statements for the year ended December 31, 1998.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective for the Company's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its review of Statement No. 133 and has not determined the impact adoption will have on the Company's financial statements.

PART II          OTHER INFORMATION


Item 1.                   Legal Proceedings

         Holdings was sued in May, 1995, for alleged patent infringement, trade secret misappropriation and other related state law claims by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. ("JCI"), in the U.S. District Court for the Central District of California (the "JCI Litigation"). JCI alleged that Holdings was misappropriating or threatened to misappropriate trade secrets allegedly owned by JCI relating to the manufacture of hot-fill PET plastic containers through the hiring of JCI employees and alleged that Holdings infringed two patents owned by JCI by manufacturing hot-fill PET plastic containers for several of its largest customers using a certain "pinch grip" structural design. In December, 1995, JCI filed a second lawsuit alleging infringement of two additional patents, which relate to a ring and base structure for hot-fill PET plastic containers. The two suits have been consolidated for all purposes. Holdings has answered the complaints, denying infringement and misappropriation in all respects and asserting various defenses, including invalidity and unenforceability of the patents at issue based upon inequitable conduct on the part of JCI in prosecuting the relevant patent applications before the U.S. Patent Office and anticompetitive patent misuse by JCI. Holdings has also asserted counterclaims against JCI alleging violations of federal antitrust law, based upon certain agreements regarding market division allegedly entered into by JCI with another competitor and other alleged conduct engaged in by JCI allegedly intended to raise prices and limit competition in the market for hot-fill PET plastic containers. In March, 1997, JCI's plastic container business was acquired by Schmalbach-Lubeca Plastic Containers USA Inc. ("Schmalbach-Lubeca"). Schmalbach-Lubeca and certain affiliates were joined as successors to JCI and as counter-claim defendants.

         On March 10, 1998, the Court entered summary judgment in favor of JCI and against the Group regarding infringement of two patents, but did not resolve certain issues related to the patents including certain of the Group's defenses. On March 6, 1998, the Group filed suit against Schmalbach-Lubeca in Federal Court in Delaware for infringement of the Group's patent concerning pinch grip bottle design. On April 24, 1998, the parties to the litigation reached an understanding on the terms of a settlement of all claims in all of the litigation with JCI and Schmalbach-Lubeca, subject to agreement upon and execution of a formal settlement agreement. In June 1998, the Company finalized the settlement of the JCI-Schmalbach litigation. The amount paid in settlement, as well as estimated litigation expenses and professional fees, did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27       Financial Data Schedule

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the quarter ended June 28, 1998.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   September 14, 1998


                                           GRAHAM PACKAGING COMPANY
                                           (Registrant)

                                           By:  GPC OPCO GP.,
                                                its General Partner



                                           /s/ John E. Hamilton
                                           ___________________________________
                                           John E. Hamilton
                                           Vice President, Finance and
                                           Administration
                                           (chief accounting officer and duly
                                            authorized officer)